Form 10QSB
period 2002-09-30
DST MEDIA INC
filed 2002-10-11
CIK 1158386

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                              For the quarterly period ended September 30, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

              For the transition period from _______________ to _______________

                        Commission file number 0-49749

                                DST MEDIA, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 95-4881015
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

              2000 Hamilton Street, #520, Philadelphia, PA 19130
              (Address of principal executive offices) (Zip Code)

                                (215) 893-3662
             (Registrant's telephone number, including area code)

                715 Palm Street, West Palm Beach, Florida 33401
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

                       Outstanding at September 30, 2002
                  Common Stock, par value $0.0001 - 8,280,000

   Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required  to  be filed with this 10-
QSB Quarterly Report were prepared by management and commence  on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                                DST MEDIA, INC.
                         (A Development Stage Company)
                           As of September 30, 2002
                                  (Unaudited)

                                     ASSETS

           Cash                                                 $   700
                                                                -------
           TOTAL ASSETS                                         $   700
                                                                =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES                                          $     -
                                                                -------
           STOCKHOLDERS' EQUITY

           Preferred Stock, $.0001 par value, 20,000,000 shares
           authorized, none issued and outstanding                    -
           Common Stock, $.0001 par value, 100,000,000 shares
           authorized, 8,280,000 issued and outstanding             828
           Additional paid-in capital                                 -
           Deficit accumulated during development stage            (128)
                                                                -------
           Total Stockholders' Equity                               700
                                                                -------
           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                              $   700
                                                                =======

                 See accompanying notes to financial statements

                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                           Three Months        Nine Months       August 13, 2001
                              Ended              Ended             (Inception)
                             09/30/02           09/30/02           to 09/30/02
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
                             =======             =======             =======

                 See accompanying notes to financial statements

                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                   Three Months         Nine Months        August 13, 2001
                                      Ended               Ended              (Inception)
                                     09/30/02            09/30/02            to 09/30/02
                                   -------------       -------------       ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $      -             $      -             $   (128)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services              -                    -                  128
                                    --------             --------             ---------
 Net cash used in operating
  activities                               -                    -                     -
                                    --------             --------             ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                    -                     -
                                    --------             --------             ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                            700                  700                   700
                                    --------             --------             ---------
Net cash provided by
 financing activities                    700                  700                   700
                                    --------             --------             ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                    700                  700                   700

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       -                    -                     -
                                    --------             --------             ---------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $    700             $    700             $     700
                                    ========             ========             =========

                 See accompanying notes to financial statements

                                DST MEDIA, INC.
                         (A Development Stage Company)
                         Notes To Financial Statements
              For the Period Ended September 30, 2002 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST  Media, Inc. (a development stage company) ("the Company") was incorporated in the  State  of Delaware on August 13, 2001 to serve as a vehicle to effect a merger,  exchange  of  capital  stock,  asset  acquisition  or  other  business combination with a domestic or foreign private business. At September 30, 2002, the Company  had  not  yet  commenced  any  formal business operations, and all activity to date relates to the Company's formation  and proposed fund raising.
The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent  upon its ability to identify a prospective target business.

B. Basis of Presentation

The  accompanying  unaudited  financial  statements  have  been prepared by the
Company  in  accordance  with generally accepted accounting principles  in  the
United States and pursuant  to  the rules and regulations of the Securities and
Exchange Commission.  Certain information  and  footnote  disclosures  normally included  in  financial  statements,  prepared  in  accordance  with  generally accepted accounting principles, have been condensed or omitted pursuant to such rules  and  regulations.  The  Company  believes  that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial  statements  contain  all adjustments  (consisting  only of normal recurring adjustments) necessary for a fair presentation of the Company's  financial  position,  results of operations and cash flows. Operating results for the quarter ended September  30, 2002 are not necessarily indicative of the results for any future period.

C. Going Concern

The accompanying financial statements have been prepared in conformity with the
U.S.  generally  accepted accounting principles, which contemplate continuation of the Company as  a  going  concern.  However,  the  Company was only recently formed, has incurred losses since its inception and has not yet been successful in  establishing profitable operations. These factors raise  substantial  doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans  or private placement of its  equity  securities.  There  is  no  assurance  that  the Company  will  be successful in raising this additional capital.  The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome   of   these
uncertainties.

D. Cash and Cash Equivalents

For  purposes of the statement of cash flows, the Company considers all  highly liquid  investments purchased with an original maturity of three months or less to be cash equivalents.

E. Income Taxes

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
Under Statement 109, the effect on deferred  tax  assets  and  liabilities of a change  in  tax  rates is recognized in income in the period that includes  the enactment date. There  were  no  current  or  deferred  income  tax  expense or benefits  due to the Company not having any material operations for the  period ending September 30, 2002.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company  is  authorized  to  issue  20,000,000 shares of preferred stock at
$.0001  par  value,  with  such  designations,  voting  and  other  rights  and preferences  as  may be determined from time to time by the Board of Directors.
As of September 30, 2002, no preferred stock has been issued.

B. Common Stock

The  Company is authorized to issue  100,000,000  shares  of  common  stock  at
$0.0001  par  value. On August 13, 2001, the Company issued 1,280,000 shares of its common stock  to  its founder and then sole officer and director, Darian S.
Tenace,  pursuant to Rule  506  for  an  aggregate  consideration  of  $128  in services.

On September  30, 2002, the Company entered into a Stock Subscription Agreement with Brightpoint  Capital  Partners,  LLC ("Brightpoint"), in which Brightpoint received 7,000,000 shares of common stock  of  the Company in exchange for cash
consideration   of  $700  in  a  private  placement  transaction.   Immediately
afterwards, Brightpoint  transferred  these  shares  to  its  sole shareholder,
Michael   Tay,  the  Company's  current  president  and  sole  director.   Such
transaction resulted in a change in control of the Company.

C. Warrant and Options

There are no  warrants or options outstanding to issue any additional shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion  should  be  read  in conjunction with the information contained in the financial statements of the  Company  and  the  Notes  thereto appearing elsewhere herein.

Results of Operations - Inception (August 13, 2001) through September 30, 2002.

The  Company  is  considered  to  be  in  the  development  stage as defined in
Statement  of  Financial  Accounting  Standards  No.  7.  There  have  been  no operations since inception.

Liquidity and Capital Resources.

The Company has $700 in cash as of September 30, 2002.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This  report  contains various forward-looking statements that are based on the
Company's beliefs  as  well  as  assumptions  made by and information currently available  to  the  Company.  When used in this report,  the  words  "believe,"
"expect," "anticipate,"  "estimate"  and  similar  expressions  are intended to identify  forward-looking  statements.  Such statements may include  statements regarding seeking business opportunities,  payment  of  operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections  or  estimates
contained   herein.   Factors  which  could  cause  actual  results  to  differ
materially include,  among  others,  unanticipated  delays  or  difficulties in location  of  a  suitable  business  acquisition  candidate,  unanticipated  or unexpected  costs  and expenses, competition and changes in market  conditions,
lack of adequate management  personnel  and  the  like.   Should one or more of
these  risks  or  uncertainties  materialize, or should underlying  assumptions prove incorrect, actual results may  vary  materially  form  those anticipated, estimated or projected.  The Company cautions again placing undue  reliance  on forward-looking statements all of that speak only as of the date made.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company  is  unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

On  September  30, 2002, the Company sold 7,000,000 shares of its common stock, at a price of $0.0001  per  share,  to  Brightpoint  Capital Partners, LLC. The shares  were  issued pursuant to an exemption from registration  under  Section
4(2) of the Securities  Act.  The  facts  relied  upon  for  exemption are that
Brightpoint  Capital  Partners, LLC is an accredited investor, a  sophisticated purchaser and had full  access  to  the information on the Company necessary to make an informed investment decision  by  virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

On August 19, 2002, the Company filed a report  on  Form  8-K  to  disclose the certification of its then sole officer and director, Darian S. Tenace, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-
Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer),  which is attached to the report as Exhibit 99.1.

                                  SIGNATURES

In  accordance with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its behalf by the undersigned, thereunto duly authorized.

DST MEDIA, INC.
(Registrant)

By:  /s/Michael Tay
     -----------------------------------
     Michael Tay
     President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: October 11, 2002

                                 Certification
                                      Of
   DST Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended September 30,
                                     2002

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United  States  Code), each of the
undersigned   officers  of  DST  Media,  Inc.,  a  Delaware  corporation   (the
"Company"), does hereby certify that:

1.  The Company's  Quarterly  Report  on  Form  10-QSB  for  the  quarter ended
September 30, 2002 (the "Form 10-QSB") fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   Information  contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 11, 2002                         /s/Michael Tay
                                                 ----------------------------
                                                 Michael Tay
                                                 Chief Executive Officer
                                                 Chief Financial Officer