Form 10QSB
period 2003-03-31
DST MEDIA INC
filed 2003-04-03
CIK 1158386

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                              For the quarterly period ended March 31, 2003

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

                         Outstanding at March 31, 2003
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

                      DST MEDIA, INC.
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                       MARCH 31, 2003

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
                                                        ======

         See accompanying notes to financial statements

                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                           Three Months        Three Months      August 13, 2001
                              Ended               Ended            (Inception)
                             03/31/03            03/31/02          to 03/31/03
                           -------------      -------------      ----------------

 Income                      $     -             $     -             $     -

 Expenses
   Organization expense            -                   -                 128
   Professional fees               -                   -                 700
                             -------             -------             -------
  Total expenses                   -                   -                 828
                             -------             -------             -------
 NET LOSS                    $     -             $     -             $  (828)
                             =======             =======             =======

                 See accompanying notes to financial statements

                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                   Three Months        Three Months        August 13, 2001
                                      Ended               Ended              (Inception)
                                     03/31/03            03/31/02            to 03/31/03
                                   -------------       -------------       ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $      -             $      -             $    (828)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services              -                    -                   128
                                    --------             --------             ---------
 Net cash used in operating
  activities                               -                    -                  (700)
                                    --------             --------             ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                    -                     -
                                    --------             --------             ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                              -                    -                   700
                                    --------             --------             ---------
Net cash provided by
 financing activities                      -                    -                   700
                                    --------             --------             ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -                    -                     -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       -                    -                     -
                                    --------             --------             ---------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $      -             $      -             $       -
                                    ========             ========             =========

                 See accompanying notes to financial statements

                                DST MEDIA, INC.
                         (A Development Stage Company)
                         Notes To Financial Statements
                For the Period Ended March 31, 2003 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST  Media, Inc. (a development stage company) ("the Company") was incorporated in the  State  of Delaware on August 13, 2001 to serve as a vehicle to effect a merger,  exchange  of  capital  stock,  asset  acquisition  or  other  business combination with  a domestic  or foreign  private business.  At March 31, 2003, the Company  had  not  yet  commenced  any  formal business operations, and all activity to date relates to the Company's formation  and proposed fund raising.
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

In the opinion of management, the unaudited financial  statements  contain  all adjustments  (consisting  only of normal recurring adjustments) necessary for a fair presentation of the Company's  financial  position,  results of operations and cash flows.  Operating  results  for  the quarter ended March  31, 2003 are not necessarily indicative of the results for any future period.

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
Under Statement 109, the effect on deferred  tax  assets  and  liabilities of a change  in  tax  rates is recognized in income in the period that includes  the enactment date. There  were  no  current  or  deferred  income  tax  expense or benefits  due to the Company not having any material operations for the  period ending March 31, 2003.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company  is  authorized  to  issue  20,000,000 shares of preferred stock at
$.0001  par  value,  with  such  designations,  voting  and  other  rights  and preferences  as  may be determined from time to time by the Board of Directors.
As of March 31, 2003, no preferred stock has been issued.

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

Results of Operations - Inception (August 13, 2001) through March 31, 2003.

The  Company  is  considered  to  be  in  the  development  stage as defined in
Statement  of  Financial  Accounting  Standards  No.  7.  There  have  been  no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2003.

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

Item 3. Controls and Procedures.

The  Company  maintains a system of controls and procedures designed to provide reasonable assurance  as  to  the  reliability  of the financial statements and other disclosures included in this report, as well  as to safeguard assets from unauthorized use or disposition.  Within 90 days prior  to  the  filing of this report,  the Company's Chief Executive Officer and principal financial  officer have evaluated  the  effectiveness of the design and operation of the Company's disclosure controls and  procedures  with  the  assistance and participation of other members of management.  Based upon that evaluation,  the  Company's Chief
Executive Officer and principal financial officer concluded that  the Company's disclosure  controls and procedures are effective for gathering, analyzing  and disclosing the  information  the Company is required to disclose in the reports it files under the Securities  Exchange  Act  of  1934  within the time periods specified in the SEC's rules and forms.  There have been no significant changes
in   the   Company's  internal  controls  or  in  other  factors  which   could
significantly  affect  internal  controls  subsequent  to  the date the Company carried out its evaluation.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company  is  unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    Exhibit No.    Description
    -----------    ------------------------------------------------------------
    99.1           CEO/CFO  Certification Pursuant to 18 USC,  Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.

                                  SIGNATURES

In  accordance with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its behalf by the undersigned, thereunto duly authorized.

DST MEDIA, INC.
(Registrant)

By:  /s/ Michael Tay
     -----------------------------------
     Michael Tay
     President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: April 4, 2003

                                 CERTIFICATION

I, Michael Tay, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of DST Media, Inc.;

2. Based  on  my  knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of  the circumstances under which such statements were made, not misleading with respect  to the period covered by this quarterly report;

3.  Based  on  my  knowledge,  the financial statements,  and  other  financial information included in this quarterly  report,  fairly present in all material respects the financial condition, results of operations  and  cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are responsible  for establishing and maintaining disclosure controls and procedures  (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed  such  disclosure controls and procedures to ensure that  material
information  relating   to   the   registrant,   including   its   consolidated
subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated  the  effectiveness  of the registrant's disclosure controls  and procedures  as of a date within 90 days  prior  to  the  filing  date  of  this quarterly report (the "Evaluation Date"); and

c) presented  in  this quarterly report our conclusions about the effectiveness of the disclosure controls  and  procedures  based  on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have  disclosed,  based  on our  most  recent  evaluation,  to  the  registrant's  auditors  and  the audit committee  of  registrant's  board  of  directors  (or  persons  performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which  could  adversely  affect  the  registrant's  ability to record, process, summarize and report financial data and have identified  for  the  registrant's auditors any material weaknesses in internal controls; and

b)  any  fraud,  whether  or  not  material,  that involves management or other employees  who have a significant role in the registrant's  internal  controls;
and

6. The registrant's  other  certifying  officers  and  I have indicated in this quarterly  report  whether  or not there were significant changes  in  internal controls or in other factors  that could significantly affect internal controls subsequent to the date of our most  recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003                     /s/ Michael Tay
                                        ---------------------------------------
                                        Michael Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer

Exhibit 99.1

                                 Certification
                                      Of
   DST Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended March 31,
                                     2003

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United  States  Code), each of the
undersigned   officers  of  DST  Media,  Inc.,  a  Delaware  corporation   (the
"Company"), does hereby certify that:

1.  The Company's  Quarterly  Report  on  Form  10-QSB  for  the  quarter ended
March 31, 2003 (the "Form 10-QSB") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   Information  contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 4, 2003                            /s/ Michael Tay
                                                 ----------------------------
                                                 Michael Tay
                                                 Chief Executive Officer
                                                 Chief Financial Officer