Form 10-Q
period 2003-09-30
DST Media, Inc
filed 2005-10-11
CIK 1158386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

2650 Jamacha Road, Unit 147-2, El Cajon, CA
(Address of principal executive offices) (Zip Code)

(619) 987-2323
(Registrant's telephone number, including area code)

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

                     Outstanding at September 30, 2003
                  Common Stock, par value $0.0001 - 8,280,000

Transitional Small Business Disclosure Format (check one): []Yes [X] No





                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                DST MEDIA, INC.
                         (A Development Stage Company)
                           As of September 30, 2003
                                  (Unaudited)

                                     ASSETS

           Cash                                                 $   --
                                                                -------
           TOTAL ASSETS                                         $   --
                                                                =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES                                          $   -
                                                                -------
           STOCKHOLDERS' EQUITY

           Preferred Stock, $.0001 par value, 20,000,000 shares
           authorized, none issued and outstanding                  -
           Common Stock, $.0001 par value, 100,000,000 shares
           authorized, 8,280,000 issued and outstanding            828
           Additional paid-in capital                                 -
           Deficit accumulated during development stage           (828)
                                                                -------
           Total Stockholders' Equity                               --
                                                                -------
           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                              $   --
                                                                =======


                 See accompanying notes to financial statements






                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                          Three Months        Nine Months       August 13, 2001
                              Ended              Ended             (Inception)
                             09/30/03           09/30/03           to 09/30/03
                           -------------      -------------      --------------

 Income                      $     -             $     -             $     -

 Expenses
 Organization expense             -                   -                 128
 Professional fees						    700
                             -------             -------             -------
 Total expenses                   -                   -                 828
                             -------             -------             -------
 NET LOSS                    $    -             $     -             $  (828)
                             =======             =======             =======



                 See accompanying notes to financial statements



                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                  Three Months         Nine Months     8/31/201
                                     Ended              Ended       (Inception)
                                  09/30/03            09/30/03      to 09/30/03
                                 -------------     -------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         $     -             $     -           $   -
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services          -                   -               -
                                 --------           ----------         --------
 Net cash used in operating
  activities                           -                   -                -
                                 --------           ----------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES                            -                   -                -
                                 --------            ---------         --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  -                   -                -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                   -                    -                -
                                 ----------           ----------       --------

CASH AND CASH EQUIVALENTS
  END OF PERIOD                   $    -             $    -             $     -
                                 ========         ========          =========


                 See accompanying notes to financial statements


                                DST MEDIA, INC.
                         (A Development Stage Company)
                         Notes To Financial Statements
              For the Period Ended September 30, 2003 (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST Media, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.
The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results for any future period.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2003.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2003, no preferred stock has been issued.

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

On June 25, 2003, Lauren Scott acquired 8,280,000 shares from Michael Tay in a private transaction. Lauren Scott became the "control person" of the Registrant as that form is defined in the Securities Act of 1933, as amended. Simultaneously with this transaction, Michael Tay resigned as an officer and director and appointed Lauren Scott to the Board and which appointment was effective ten (10) days after mailing of the information statement. Lauren Scott also was appointed as President, Secretary and Treasurer of the Company.

Prior to the sale, the Company had 8,280,000 shares of Common Stock outstanding.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (August 13, 2001) through September
30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2003.

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

Item 2. Changes in Securities.

On June 25, 2003, Lauren Scott acquired 8,280,000 shares from Michael Tay in a private transaction. Lauren Scott became the "control person" of the Registrant as that form is defined in the Securities Act of 1933, as amended. Simultaneously with this transaction, Michael Tay resigned as an officer and director and appointed Lauren Scott to the Board and which appointment was effective ten (10) days after mailing of the information statement. Lauren Scott also was appointed as President, Secretary and Treasurer of the Company.


Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Registrant filed a Current Report on form 8-K reporting the appointment of Lauren Scott as President and Chief Executive Officer as well as "control person" of the Registrant.


                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DST MEDIA, INC.
(Registrant)


By:  /s/Lauren Scott
     -----------------------------------
     Lauren Scott
     President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: October 9, 2005





























CERTIFICATION

I, Lauren Scott, certify that:

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

Date: October 9, 2005                     /s/ Lauren Scott
                                        -------------------------------
			Lauren Scott
			Chief Executive Officer,
			President and Principal
			Financial Officer


Certification
Of
   DST Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United  States
Code), each of the undersigned   officers  of  DST  Media,  Inc.,  a
Delaware  corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 9, 2005		     /s/Lauren Scott
                                           ----------------------------
                                              Lauren Scott
                                              Chief Executive Officer
                                              Chief Financial Officer