Form 10-Q
period 2004-03-30
DST Media, Inc
filed 2005-10-11
CIK 1158386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2004

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

                     Outstanding at March 30, 2004
                  Common Stock, par value $0.0001 - 8,280,000

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


                                DST MEDIA, INC.
                         (A Development Stage Company)
                           As of March 30, 2004
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
                                                                =======


                 See accompanying notes to financial statements






                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



			Three Months        Nine Months       August 13, 2001
                              Ended              Ended             (Inception)
                             03/30/04           03/30/04           to 03/30/04
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
                             =======             =======             =======



                 See accompanying notes to financial statements



                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                  Three Months         Nine Months     8/31/201
                                     Ended              Ended       (Inception)
                                  03/30/04            03/30/04      to 03/30/04
                                 -------------     -------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                           $     -             $     -           $  -
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services          -                   -                -
                                 --------           ----------         --------
 Net cash used in operating
  activities                           -                   -                -
                                 --------           ----------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES                            -                   -                -
                                 --------            ---------         --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:			     -                   -                -
                                 ---------           ----------        --------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  -                   -                -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                   -                    -                -
                                 ----------           ----------       --------

CASH AND CASH EQUIVALENTS
  END OF PERIOD                   $   -              $    -          $  -
                                 ========          ========          ========


See accompanying notes to financial statements


DST MEDIA, INC.
(A Development Stage Company)
Notes To Financial Statements
   For the Period Ended March 30, 2004
(Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST Media, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 30, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.
The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended March 30, 2004 are not necessarily indicative of the results for any future period.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 30, 2004.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 30, 2004, no preferred stock has been issued.

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

Results of Operations - Inception (August 13, 2001) through March 30,
2004.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 30, 2004.

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

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

There were no 8-K filings during the three month period that is covered by this reporting.






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

Date: October 9, 2005                     /s/ Lauren Scott
                                        -------------------------------
			Lauren Scott
			Chief Executive Officer,
			President and Principal
			Financial Officer


Certification
Of
   DST Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended March 30, 2004

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United  States
Code), each of the undersigned   officers  of  DST  Media,  Inc.,  a
Delaware  corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 30, 2004 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  October 9, 2005		     /s/Lauren Scott
                                           ----------------------------
                                              Lauren Scott
                                              Chief Executive Officer
                                              Chief Financial Officer