Form 10-Q
period 2004-09-30
DST Media, Inc
filed 2005-10-11
CIK 1158386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

                     Outstanding at September 30, 2004
                  Common Stock, par value $0.0001 - 8,280,000

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


                                DST MEDIA, INC.
                         (A Development Stage Company)
                           As of September 30, 2004
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
                                                                =======


                 See accompanying notes to financial statements






                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



			Three Months        Nine Months       August 13, 2001
                              Ended              Ended             (Inception)
                             09/30/04           09/30/04           to 09/30/04
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
                             =======             =======             =======



                 See accompanying notes to financial statements



                                DST MEDIA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                  Three Months         Nine Months  8/31/2001
                                     Ended              Ended      (Inception)
                                  09/30/04            09/30/04      to 09/30/04
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
                                  ========          ========         ========


See accompanying notes to financial statements


DST MEDIA, INC.
(A Development Stage Company)
Notes To Financial Statements
   For the Period Ended September 30, 2004
(Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST Media, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.
The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results for any future period.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2004.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock has been issued.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On August 13, 2001, the Company issued 1,280,000 shares of its common stock to its founder and then sole officer and director, Darian S. Tenace, pursuant to Rule 506 for an aggregate consideration of $128 in services.

On September 30, 2002, the Company entered into a Stock Subscription Agreement with Brightpoint Capital Partners, LLC ("Brightpoint"), in which Brightpoint received 7,000,000 shares of common stock of the
Company in exchange for cash consideration   of  $700  in  a  private
placement  transaction.   Immediately afterwards, Brightpoint
transferred  these  shares  to  its  sole shareholder, Michael Tay,
the  Company's  then  president  and  sole  director.   Such
transaction resulted in a change in control of the Company.

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

On July 4, 2004, the company entered into a Letter of Intent for a possible merger with an Arizona corporation.

On August 13, 2004, the company entered into a proposed Purchase
Agreement of DST Media, by a resident of Arizona, with an expectation of merging DST Media into a newly formed entity entitled Okid
Interactive, an Arizona Corporation, whose CEO and majority shareholder is one Vincent W. Goett.

The price for DST Media is agreed to be payable over a period of 16 months. Upon completion of the terms and conditions of the Purchase Agreement dated August 13, 2004, transfer of shares will be effected to the title of Okid Interactive.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (August 13, 2001) through Septemer,
30, 2004.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2004.

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

Item 6. Exhibits and Reports on Form 8-K.

Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

On August 13, 2004, a report was filed on form 8-K reporting the terms and conditions of a proposed Purchase Agreement between the Registrant and Vincent W. Goett and Okid Interactive.


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

Date: October 9, 2005                     /s/ Lauren Scott
                                        -------------------------------
			Lauren Scott
			Chief Executive Officer,
			President and Principal
			Financial Officer


Certification
Of
   DST Media, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United  States
Code), each of the undersigned   officers  of  DST  Media,  Inc.,  a
Delaware  corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  October 9, 2005		     /s/Lauren Scott
                                           ----------------------------
                                              Lauren Scott
                                              Chief Executive Officer
                                              Chief Financial Officer