Form 10KSB
period 2003-12-31
DST Media, Inc
filed 2005-11-18
CIK 1158386

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934


Commission File No. 000-49749

DST MEDIA, INC.
----------------------------------------------
(Name of small business issuer in its charter)

Delaware             95-4881015
-----------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                  Identification Number)

2650 Jamacha Road, Unit 147-2, El Cajon, CA                   92019
------------------------------------------------------        ---------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (619) 987-2323

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $-0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,280,000 shares of Common Stock, par value $.0001 per share, as of February 12, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

Transitional Small Business Disclosure Format (Check one):Yes[ ] No[X]


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

       It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

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

       There is currently one stockholder of our outstanding common stock.

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

       On September 30, 2002, the Company sold 7,000,000 shares of restricted common stock, at a price of $0.0001 per share, to Brightpoint Capital Partners, LLC, a company controlled by the sole officer and director Michael Tay. These shares were issued under
Section 4(2) of the Securities Act of 1933, as amended, which exempts from registration "transactions by an issuer not involving any public offering," and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

	On June 9, 2003, Michael Tay acquired 1,280,000 shares from Darian S. Tenace in a private transaction. Michael Tay became the "control person" of the Registrant as that form is defined in the Securities Act of 1933, as amended.

	On June 25, 2003, Lauren Scott acquired 8,280,000 shares from Michael Tay in a private transaction. Lauren Scott became the "control person" of the Registrant as that form is defined in the Securities Act of 1933, as amended. Simultaneously with this transaction, Michael Tay resigned as an officer and director and appointed Lauren Scott to the Board. Lauren Scott also was appointed as President, Secretary and Treasurer of the Company.

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

ITEM 7. FINANCIAL STATEMENTS.



                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003



                         INDEPENDENT AUDITOR'S REPORT





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
DST Media, Inc
2650 Jamacha Road, Unit 147-2
El Cajon, CA  92019


We have audited the accompanying balance sheets of DST Media, Inc. (a Delaware Corporation in the development stage) as of December 31, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of DST Media, Inc. as of December 31, 2002 were audited by another auditor who has ceased operations whose report is dated 2002. Those statements included an explanatory paragraph that described the going concern in Note 1 to the financial statements.

We conducted our audit in accordance with generally auditing standards as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of DST Media, Inc. as of December 31, 2003, and results of operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and currently does not have any sources of revenue. These conditions raise substantial doubt about its ability to remain as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

/s/  Beadle, McBride, Evans and Reeves, LLP

Las Vegas, Nevada
November 15, 2005



















                      DST MEDIA, INC.
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                     DECEMBER 31, 2003

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
                                                        ======


         See accompanying notes to financial statements



                      DST MEDIA, INC.
               (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS

                                                For the Period
                                                   From
For the Year   For the Year     August 13, 2001
Ended         	 Ended         (Inception) to
               December 31,   December 31,       December 31,
                  2003          2002               2002
                      -----------    ------------     -----------

Income                 $     --        $     --          $     --

Expenses
 Organization expense        --             ---               128
 Professional fees          ---             700               700
                       ---------       ---------         ---------

Total expenses              ---             700               828
                       ---------       ---------         ---------

NET LOSS               $    ---       $    (700)         $   (828)
========               =========       =========         =========


        See accompanying notes to financial statements



                               DST MEDIA, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
               FOR THE PERIOD FROM AUGUST 13, 2001 (INCEPTION)
                            TO DECEMBER 31, 2003

                                                         Deficit
                                                        Accumulated
                                                          During
                        Common Stock Issued    Paid-In  Development
                          Shares     Amount    Capital    Stage
                          -------  -------  -------   --------    	   Total

Inception August 13,2001  $  --    $  --      $  --    $  --           $  --

Issuance of 1,280,000
 shares common stock
 for services at
 $.0001 per share,
 August 14, 2001         1,280,000      128      --      --   --	     128

Issuance of 7,000,000
 shares common stock
 for cash at $.0001
 per share, September
 30, 2002                7,000,000      700      --      --   --	     700

Net loss for the years
ended:
 December 31, 2001	      --         --         --        (128)    (128)
 December 31, 2002            --         --         --        (700)    (700)
 December 31, 2003            --         --         --          --      --
                          ---------  ---------  ---------   ---------
BALANCE AT
DECEMBER 31, 2003         8,280,000    $ 828       $   --    $ (828)    $ 0.00
===================       =========  =========  =========   =========

     See accompanying notes to financial statements




                              DST MEDIA, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                            For The Period From

			For the Year   For the Year  August 13, 2001
                          Ended          Ended      (Inception) to
                        December 31,   December 31,    December 31,
                           2003           2002            2003
                        -----------    -----------     -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss              $       --    $     (700)     $     (828)
                      -----------    -----------     -----------
Adjustment to reconcile
 net loss to net cash used by
 operating activities
 Issue of common stock for
 services                      --             --            128
                       -----------    -----------     -----------
 Net Cash Used In
     Operating Activities      --           (700)          (700)
                       -----------    -----------     -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES         --             --              --
                       -----------    -----------     -----------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
   common stock                 --            700            700
                        -----------    -----------     -----------
 Net Cash Provided By
    Financing Activities        --            700            700
                        -----------    -----------     -----------
INCREASE IN CASH AND
   CASH EQUIVALENTS             --             --              --

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD          --             --              --
                        -----------    -----------     -----------
CASH AND CASH EQUIVALENTS
   END OF PERIOD        $       --     $      700      $     (828)
=================       ===========    ===========     ===========


          See accompanying notes to financial statements




                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003


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

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST Media, Inc. (a development stage company) ("the Company") was incorporated in Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

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



                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003


NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2003.

E. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2003 there were no dilutive convertible shares, stock options or warrants.

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

	On June 9, 2003, Michael Tay acquired 1,280,000 shares from Darian S. Tenace in a private transaction. Michael Tay became the "control person" of the Registrant as that form is defined in the Securities Act of 1933, as amended.

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


                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003


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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       We have one director and officer as follows:

       Ms. Lauren Scott, has served as our director, president, chief executive officer, treasurer, and secretary since June 25, 2003, and will serve on the board until the next annual meeting of our shareholders or until a successor is elected.

       There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

       Set forth below is the name of our director and officer, all positions and offices held, the period during which she has served as such, and the business experience during at least the last five years:

       For the past five years, Ms. Lauren Scott has served as CEO to a company manufacturing children's toys and educational products. Ms. Scott has served as editor and publisher of educational storybooks and designer, sculptor and consultant for clients such as McCalls, Vogue, Simplicity, Kais and Kacha International. Ms. Scott has worked as a contract artist for the Annette Funicello Company, LL Knickerbocker and Papel Giftware. Her work has been displayed at the New York International Toy Expo and the Disney Expo. Her designs have been marketed through QVC, Home Shopping Network and mass market retailers throughout the United States and Canada.

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

                                                Amount and
                                                Nature of
                    Name and Address of         Beneficial   Percent of
Title of Class      Beneficial Owner (1)        Ownership     Class (2)
--------------    ------------------------      ----------   ----------
Common Stock        Lauren Scott                 8,280,000       100%
                    2650 Jamacha Road, 147-2
                    El Cajon, CA 92019

Common Stock        All Officers and Directors
                    as a Group (1 person)        8,280,000        100%

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

       On September 30, 2002, the Company entered into a Stock Subscription Agreement with Brightpoint Capital Partners, LLC ("Brightpoint"), in which Brightpoint received 7,000,000 shares of common stock of the Company in exchange for cash consideration of $700 in a private placement transaction. Immediately afterwards, Brightpoint transferred these shares to its sole shareholder, Michael Tay, the Company's president and sole director. Such transaction resulted in a change in control of the Company.

       Under Rule 405 promulgated under the Securities Act of 1933, Mr. Tenace may have been deemed to be a promoter of the Company. Other than Mr. Tay, the Company's past President, director and then major shareholder, no other persons are known to management that would be deemed to be promoters.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

 * Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

       ----------------------------------
       *    Previously filed


  (a) Reports on Form 8-K: The Company filed a report on Form 8-K dated June 25, 2003 reporting Items the change of control and private sale of all issued and outstanding shares of the Registrant.

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

                                        DST MEDIA, INC.


                                        By: /s/ Lauren Scott
                                        -------------------------------
                                        Lauren Scott
                                        President and Chief Financial
                                        Officer Date: October 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lauren Scott
---------------------------------
Lauren Scott
President, Secretary, Treasurer,
Principal Financial Officer and
Director

Date: October 9, 2005



Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


       In connection with the Annual Report of DST Media, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Lauren Scott, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of DST Media, Inc., for the year ended December 31, 2003.

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


  /s/ Lauren Scott                              Dated: October 9, 2005
 ---------------------------------             ------------------------
 Lauren Scott
 Chief Executive Officer and
 Chief Financial Officer


                                 EXHIBIT 99.1
                         C.E.O. & C.F.O. CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of DST Media, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, Lauren Scott, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                        Name:  /s/ Lauren Scott
                                        ------------------------------
                                        Lauren Scott
                                        Chief Executive Officer
                                        and Chief Financial Officer

                                        October 9, 2005