Form 10KSB
period 2004-12-31
DST Media, Inc
filed 2005-11-18
CIK 1158386

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $-0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,280,000 shares of Common Stock, par value $.0001 per share, as of February 14, 2005.

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

       Management will continue to seek a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

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

       During the past four years, we have issued securities which were not registered as follows:

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

On August 13, 2004, the Registrant entered into a proposed Purchase Agreement with Vincent W. Goett and Okid Interactive, an Arizona
Corporation that would have transferred the controlling interest in the company to Vincent W. Goett, upon the completion of certain terms and conditions and cash payments by Mr. Goett and Okid Interactive.

The price for DST Media was agreed to be the sum of $110,000.00, payable over a period of 16 months.

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

ITEM 7. FINANCIAL STATEMENTS.



                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004



                         INDEPENDENT AUDITOR'S REPORT





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
DST Media, Inc
2650 Jamacha Road, Unit 147-2
El Cajon, CA  92019


We have audited the accompanying balance sheets of DST Media, Inc. (a Delaware Corporation in the development stage) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DST Media, Inc. as of December 31, 2004 and 2003, and results of operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/  Beadle, McBride, Evans and Reeves, LLP

Las Vegas, Nevada
November 15, 2005





                      DST MEDIA, INC.
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                     DECEMBER 31, 2004

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
                                                        ======


         See accompanying notes to financial statements



                      DST MEDIA, INC.
               (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS

                                                      For the Period
                                                          From
                      For the Year   For the Year     August 13, 2001
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2004          2003               2004
                      -----------    ------------     --------------

Income                 $     --        $     --          $     --

Expenses
 Organization expense        --             ---               128
 Professional fees          ---             ---               700
                       ---------       ---------         ---------

Total expenses              ---             ---               828
                       ---------       ---------         ---------

NET LOSS               $    ---       $     ---         $   (828)
========               =========       =========         =========


        See accompanying notes to financial statements





                               DST MEDIA, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
               FOR THE PERIOD FROM AUGUST 13, 2001 (INCEPTION)
                            TO DECEMBER 31, 2004

                                                             Deficit
                                                            Accumulated
                                                              During
                           Common Stock Issued    Paid-In   Development
                             Shares     Amount    Capital      Stage      Total
                          ---------  ---------  ---------   ---------  --------
-

Inception August 13, 2001  $   --    $   --      $   --      $  --	    $ --
Issuance of 1,280,000
 shares common stock
 for services at
 $.0001 per share,
 August 14, 2001         1,280,000      128      --      --    --	     128

Issuance of 7,000,000
 shares common stock
 for cash at $.0001
 per share, September
 30, 2002                7,000,000      700      --      --     --       700

Net loss for the years
ended:
 December 31, 2001	      --         --         --        (128)    (128)
 December 31, 2002	      --         --         --        (700)    (700)
 December 31, 2003              --         --        --          --       --
 December 31, 2004              --         --        --          --       --
                          ---------  ---------  ---------   ---------
BALANCE AT
DECEMBER 31, 2004         8,280,000   $ 828    $   --  $ (828) $ 0.00
===================       =========  =========  =========   =========

     See accompanying notes to financial statements








                              DST MEDIA, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                            For The Period From

			For the Year   For the Year  August 13, 2001
                          Ended          Ended      (Inception) to
                        December 31,   December 31,    December 31,
                           2004           2003            2004
                        -----------    -----------     -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss              $       --    $      ---      $     (828)
                      -----------    -----------     -----------
Adjustment to reconcile
 net loss to net cash used by
 operating activities
 Issue of common stock for
 services                      --             --            128
                       -----------    -----------     -----------
 Net Cash Used In
     Operating Activities      --             ---          (700)
                       -----------    -----------     -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES         --             --              --
                       -----------    -----------     -----------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
   common stock                 --            ---            700
                        -----------    -----------     -----------
 Net Cash Provided By
    Financing Activities        --            ---            700
                        -----------    -----------     -----------
INCREASE IN CASH AND
   CASH EQUIVALENTS             --             --              --

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD          --             --              --
                        -----------    -----------     -----------
CASH AND CASH EQUIVALENTS
   END OF PERIOD        $       --     $      ---      $     (828)
=================       ===========    ===========     ===========


          See accompanying notes to financial statements




                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


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

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

DST Media, Inc. (a development stage company) ("the Company") was incorporated in Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

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

                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2004.

E. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2004 there were no dilutive convertible shares, stock options or warrants.

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

On August 13, 2004, an agreement for the purchase of DST Media, Inc, among other things was entered into in a proposed Purchase Agreement with Vincent W. Goett and Okid Interactive, an Arizona Corporation that would have transferred the controlling interest in the company to Vincent W. Goett, upon the completion of certain terms and conditions and cash payments by Mr. Goett and Okid Interactive.

The price for DST Media was agreed to be payable over a period of 16 months.

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

As of the date of this document, the management of DST Media, Inc has deemed the proposed Purchase Agreement dated August 13, 2004, null and void and the issuance of the 20,000,000 shares was unauthorized.


                                DST MEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


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

On August 13, 2004, a report was filed on form 8-K which detailed the terms and conditions of the proposed Purchase Agreement between Vincent
W. Goett/Okid Interactive and the Registrant.

       ----------------------------------
       *    Previously filed


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

By: /s/ Lauren Scott
---------------------------------
Lauren Scott
President, Secretary, Treasurer,
Principal Financial Officer and
Director

Date: October 9, 2005



Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

       In connection with the Annual Report of DST Media, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, on the date hereof, I, Lauren Scott, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of DST Media, Inc., for the year ended December 31, 2004.

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






  /s/ Lauren Scott                              Dated: October 9, 2005
 ---------------------------------             ------------------------
 Lauren Scott
 Chief Executive Officer and
 Chief Financial Officer


                                 EXHIBIT 99.1
                         C.E.O. & C.F.O. CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of DST Media, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, Lauren Scott, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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