Form 10KSB
period 2005-12-31
DST Media, Inc
filed 2006-04-17
CIK 1158386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File No. 000-49749

                                DST MEDIA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                    95-4881015
--------------------------------                          ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

2541 Monroe Avenue, Suite 301, Rochester, New York             14618
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (585) 244-1840

Securities registered under Section 12(b) of the Exchange Act:

                                     None.

        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.0001 par value per share
                   -----------------------------------------
                               (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $-0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,280,000 shares of Common Stock, par value $.0001 per share, as of March 28, 2006.

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

*     other relevant factors.

      Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment- worthy target business.

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

      On August 13, 2004, the Registrant entered into a proposed Purchase Agreement with Vincent W. Goett and Okid Interactive, an Arizona Corporation that would have transferred the controlling interest in the conditions and cash payments by Mr. Goett and Okid Interactive.

      The price for DST Media was agreed to be the sum of $110,000.00, payable over a period of 16 months.

      On September 20, 2004, contrary to the terms of the Purchase Agreement dated August 13, 2004, attorney for Vincent Goett, John Nossiff, caused to be issued 20,000,000 shares of common stock for the benefit of Vincent W. Goett. This stock was issued to an affiliate of Vincent W. Goett, Palmilla Ventures Limited Partnership, a Colorado Limited Partnership whose members are Vincent Goett, his wife Melissa Goett and their minor children.

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

      On November 3, 2005, Lauren Scott, the sole shareholder of DST Media, Inc., entered into a stock purchase agreement with E-Cap Ventures, Corp. pursuant to which E-Cap Ventures Corp. acquired 8,280,000 shares owned by Scott on November 3, 2005. E-Cap now owns 100% of the issued and outstanding shares of the Company. Simultaneously with this transaction, the Board of Directors of DST nominated Morris Diamond to the Board of Directors and all former officers and directors resigned. Morris Diamond was then named President, Secretary and Treasurer of the Company.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
DST Media, Inc
2541 Monroe Avenue Suite 301
Rochester, NY 14618


      We have audited the accompanying balance sheet of DST Media, Inc. (a development stage corporation) as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of DST Media, Inc (a development stage corporation) for the period from August 13, 2001 (Date of Inception) to December 31, 2005 were audited by other auditors whose report dated November 15, 2005, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally auditing standards as established by the Auditing Standards Board (United States) and in accordance with auditing standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DST Media, Inc. (a development stage corporation) at December 31, 2005, and results of it's operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Rotenberg & Co. LLP
------------------------
Rochester, New York
March 31, 2006

DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

BALANCE SHEET
December 31,                                                           2005
                                                                     --------
ASSETS

Cash and Cash Equivalents                                            $     --
                                                                     --------
TOTAL ASSETS                                                         $     --
                                                                     --------
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accrued Expenses                                                     $  1,700
                                                                     --------
TOTAL LIABILITIES                                                       1,700
                                                                     --------
STOCKHOLDER'S DEFICIT
Common Stock: $.0001 Par; 100,000,000 Shares Authorized;
              8,280,000 Shares Issued and Outstanding,                    828
Preferred Stock: $.0001 Par; 20,000,000 Shares Authorized;
              -0- Shares Issued and Outstanding,                           --
Additional Paid-In Capital                                                 --
Deficit Accumulated During Development Stage                           (2,528)
                                                                     --------
TOTAL STOCKHOLDER'S DEFICIT                                            (1,700)
                                                                     --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                          $     --
                                                                     --------

   The accompanying notes are an integral part of these financial statements.

DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD
AUGUST 13, 2001 TO DECEMBER 31, 2005

                                          COMMON STOCK             PREFERRED STOCK                     DEFICIT
                                          (PAR $0.0001)             (PAR $0.0001)                    ACCUMULATED
                                                                                         ADDITIONAL     DURING
                                       NUMBER                    NUMBER                    PAID-IN    DEVELOPMENT  STOCKHOLDER'S
                                      OF SHARES      VALUE      OF SHARES      VALUE       CAPITAL       STAGE        EQUITY
                                     ----------   ----------   ----------   ----------   ----------   ----------   -------------
BALANCE - AUGUST 13, 2001                    --   $       --           --   $       --   $       --   $       --     $       --

Common Stock Issued in Exchange       1,280,000          128           --           --           --           --            128
 for Organizational Costs Paid by
 Stockholder (August 14, 2001)

Common Stock Issued in Exchange       7,000,000          700           --           --           --           --            700
 for Services Paid by Stockholders
 (September 30, 2002)

Net Loss                                     --           --           --           --           --         (828)          (828)
                                     ----------   ----------   ----------   ----------   ----------   ----------     ----------
BALANCE - DECEMBER 31, 2003           8,280,000          828           --           --           --         (828)            --

Net Loss                                     --           --           --           --           --           --             --
                                     ----------   ----------   ----------   ----------   ----------   ----------     ----------
BALANCE - DECEMBER 31, 2004           8,280,000          828           --           --           --         (828)            --

Net Loss                                     --           --           --           --           --       (1,700)        (1,700)
                                     ----------   ----------   ----------   ----------   ----------   ----------     ----------
BALANCE - DECEMBER 31, 2005           8,280,000   $      828           --   $       --   $       --   $   (2,528)    $   (1,700)
                                     ==========   ==========   ==========   ==========   ==========   ==========     ==========

   The accompanying notes are an integral part of these financial statements.

DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

STATEMENTS OF OPERATIONS

                                                    PERIOD FROM
                                                 DATE OF INCEPTION
                                                 (AUGUST 13, 2001)        Years Ended December 31,
                                                 -----------------      ----------------------------
                                                      THROUGH
                                                 DECEMBER 31, 2005          2005            2004
                                                 -----------------      ------------    ------------
INCOME                                              $         --        $         --    $         --
                                                    ------------        ------------    ------------
EXPENSES
Legal and Professional                                     1,828               1,700              --
Organization Costs                                           700                  --              --
                                                    ------------        ------------    ------------
TOTAL EXPENSES                                             2,528               1,700              --
                                                    ------------        ------------    ------------
NET LOSS                                            $     (2,528)       $     (1,700)   $         --
                                                    ------------        ------------    ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                      8,280,000           8,280,000       8,280,000

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.00)       $      (0.00)   $      (0.00)

   The accompanying notes are an integral part of these financial statements.

DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

STATEMENTS OF CASH FLOWS

                                                      PERIOD FROM
                                                   DATE OF INCEPTION        Years Ended December 31,
                                                   (AUGUST 13, 2001)      ----------------------------
                                                        THROUGH
                                                   DECEMBER 31, 2005          2005            2004
                                                   -----------------      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                              $     (2,528)       $     (1,700)   $         --

NON-CASH ADJUSTMENTS:
Common Stock Issued for Services Rendered                      128                  --              --

CHANGES IN ASSETS AND LIABILITIES:
Accrued Expenses                                             1,700               1,700
                                                      ------------        ------------    ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                      (700)                 --              --

NET CASH FLOWS FROM INVESTING ACTIVITIES                        --                  --              --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                         700                  --              --
                                                      ------------        ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         --                  --              --

Cash and Cash Equivalents - Beginning of Period                 --                  --              --

CASH AND CASH EQUIVALENTS - END OF PERIOD             $         --        $         --    $         --
                                                      ------------        ------------    ------------

   The accompanying notes are an integral part of these financial statements.

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND BUSINESS OPERATIONS DST Media, Inc. (a development stage company) ("the Company") was incorporated in Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

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

                                                                   - continued -

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

            INCOME TAXES
            The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

            BASIC AND DILUTED NET LOSS PER SHARE
            Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2005 there were no dilutive convertible shares, stock options or warrants.

            RECENT ACCOUNTING PRONOUNCEMENTS
            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Adoption of SFAS 154 is not expected to have a significant impact on the Company's financial statements.

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDER'S EQUITY

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

                                                                   - continued -

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDER'S EQUITY - CONTINUED

            COMMON STOCK - CONTINUED
            On September 20, 2004, contrary to the terms of the Purchase Agreement dated August 13, 2004, attorney for Vincent Goett, John Nossiff, casued to be issued 20,000,000 shares of common stock for the benefit of Vincent W. Goett. This stock was issued to an affiliate of Vincent W. Goett, Palmilla Ventures Limited Partnership, a Colorado Limited Partnership whose members are Vincent Goett, his wife Melissa Goett and their minor children

            The Company filed its September 30, 2004 Form 10-QSB disclosing a proposed Purchase Agreement involving the merger with Vincent W. Goett/Okid Interactive Corporation and their technology, related patents, inventory, assets and equipment in exchange for certain cash payments. The transaction was entered into with the understanding that the acquiree had developed certain technology and held patents applicable to the furtherance of the Company's business interests.

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

            In August, 2005, this transaction was voided, since the acquiree did not have the funds, patents, technologies and assets or capability to provide such funds or assets that the Company originally was led to believe existed. Vincent Goett and Okid Interacive were also unable to provide audited financial statements and it was discovered that Okid Interactive, an Arizona Corporation had never been finalized as a legal entity. Additionally, the financial statements that supported the financial position of the acquiree were found to be false and misleading and have given effect to this transaction as void, retroactive to the date entered into, August 13, 2004, thereby restating the previously issued filing as mentioned above. The result is to treat the shares issued to Vincent Goett and his affiliate, Palmilla Ventures Limited Partnership as cancelled, void and as though never issued. - continued -

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDER'S EQUITY - CONTINUED

            COMMON STOCK - CONTINUED
            On September 5, 2005, the Registrant filed a Current Report on form 8-K reporting the voiding of the proposed Purchase Agreement between Registrant and Vincent W. Goett and Okid Interactive, an Arizona Corporation due to the failure to perform and misrepresentations of the proposed purchaser.

            On November 3, 2005, Lauren Scott, the sole shareholder of DST Media, Inc., entered into a stock purchase agreement with E-Cap Ventures, Corp. pursuant to which E-Cap Ventures Corp. acquired 8,280,000 shares owned by Scott on November 3, 2005. E-Cap now owns 100% of the issued and outstanding shares of the Company. Simultaneously with this transaction, the Board of Directors of DST nominated Morris Diamond to the Board of Directors and all former officers and directors resigned. Morris Diamond was then named President, Secretary and Treasurer of the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with audit of the two most recent prior fiscal years, ended 12/31/03 and 12/31/04 and through March 26, 2006, the date of the termination of Beadle, McBride, Evans and Reeves, LLP, as auditors for the Company, no disagreements existed on any matter of accounting, principles, practices, financial statement disclosure or auditing scope of procedure. In November 2005, E-Cap Ventures Corp. acquired 100 percent of the outstanding shares of the Registrant (See Item 5). Mr. Morris Diamond owns 100 percent of the outstanding shares of E-Cap Ventures and is the chief executive office and chief financial officer of E-Cap Ventures. It was Mr. Diamond's decision to employ Rotenberg & Co. LLP as the new auditors for the Company effective March 26, 2006. Mr. Diamond had for many years and is presently using Rotenberg & Co. LLP as auditors for companies with which he is presently and had been associated. Accordingly, he wishes to continue to use them as such.

ITEM 8A CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.

OTHER INFORMATION

None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      We have one director and officer as follows:

      Mr. Morris Diamond, has served as our director, president, chief executive officer, treasurer, and secretary since November 15, 2005, and will serve on the board until the next annual meeting of our shareholders or until a successor is elected.

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

      Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

      For the past ten years, Ms. Morris Diamond has served as principle of Southward Investments, a business and financial consulting comp0any, whose specialty is arranging reverse mergers. Mr. Diamond has also been a principle in Todd-Mart, Inc., a designer, builder and manager of shopping plazas in upper New York State. Mr. Diamond's previous related business experience includes acting as principle in Diamond Electric Corp., a wholesale electrical supply and contracting business.

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

                                                    Amount and
                                                    Nature of
                   Name and Address of              Beneficial    Percent of
Title of Class     Beneficial Owner (1)             Ownership      Class (2)
--------------     -----------------------------    ----------    ----------
Common Stock       E-Cap Ventures, Corp.            8,280,000        100%
                   2541 Monroe Avenue, Suite 301
                   Rochester, NY 14618

Common Stock       All Officers and Directors
                   as a Group (1 person)            8,280,000        100%

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power.

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

ITEM 13. EXHIBITS.

* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

----------
*       Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Beadle, McBride, Evans and Reeves, LLP., the prior auditor, Rotenberg & Co. LLP is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Rotenberg & Co. LLP independence.

Audit Fees. Beadle, McBride, Evans and Reeves, LLP., the prior auditor, billed the Company $2,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, June 30, and September 30, 2005. Rotenberg & Co. LLP billed $1,000 for the Year end December 31, 2005.

There were no "audit related" fees in 2004 or 2005. There were no tax fees or other fees in 2004 or 2005 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

All audit work was performed by the auditors' full time employees.