Form 10QSB
period 2006-03-31
DST Media, Inc
filed 2006-05-15
CIK 1158386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the transition period from ____________ to ____________.

                          Commission File No. 000-49749

                                 DST MEDIA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                       95-4881015
-----------------------------------------------         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

2541 Monroe Avenue, Suite 301, Rochester, New York             14618
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,280,000 shares of Common Stock, par value $.0001 per share, as of May 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

BALANCE SHEET
----------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
                                                                            MARCH 31,  December 31,
                                                                              2006        2005
----------------------------------------------------------------------------------------------------

ASSETS
Cash and Cash Equivalents                                                   $  --      $  --
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $  --      $  --
----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accrued Expenses                                                            $ 2,200    $ 1,700
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             2,200      1,700
----------------------------------------------------------------------------------------------------

STOCKHOLDER'S DEFICIT
Common Stock:  $.0001 Par; 100,000,000 Shares Authorized;
                                8,280,000 Shares Issued and Outstanding,        828        828
Preferred Stock:  $.0001 Par; 20,000,000 Shares Authorized;
                               -0- Shares Issued and Outstanding,              --         --
Additional Paid-In Capital                                                     --         --
Deficit Accumulated During Development Stage                                 (3,028)    (2,528)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S DEFICIT                                                  (2,200)    (1,700)
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                 $  --      $  --
----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.



DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM THE DATE OF
INCEPTION  (AUGUST 13, 2001) TO MARCH 31, 2006





                                                                                                     DEFICIT
                                               COMMON STOCK         PREFERRED STOCK                ACCUMULATED
                                              (PAR $0.0001)          (PAR $0.0001)     ADDITIONAL     DURING
                                          NUMBER                    NUMBER               PAID-IN    DEVELOPMENT  STOCKHOLDER'S
                                         OF SHARES     VALUE      OF SHARES   VALUE      CAPITAL      STAGE        EQUITY
                                         --------------------------------------------------------------------------------------

BALANCE - AUGUST 13, 2001                     --     $    --         --       $ --         $ --     $    --      $    --

Common Stock Issued in Exchange          1,280,000         128       --         --           --          --            128
 for Organizational Costs Paid by
 Stockholder (August 14, 2001)

Common Stock Issued in Exchange          7,000,000         700       --         --           --          --            700
 for Services Paid by Stockholders
(September 30, 2002)

Net Loss                                      --          --         --         --           --          (828)        (828)
                                         --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2004              8,280,000         828       --         --           --          (828)        --

Net Loss for the Period -
(Unaudited)                                   --          --         --         --           --          --           --
                                         --------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2005 -
(UNAUDITED)                              8,280,000         828       --         --           --          --           --

Net Loss                                      --          --         --         --           --        (1,700)      (1,700)
                                         --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2005              8,280,000         828       --         --           --        (2,528)      (1,700)

Net Loss for the Period - (Unaudited)         --          --         --         --           --          (500)        (500)
                                         --------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2006 - (UNAUDITED)   8,280,000   $     828       --       $ --         $ --     $  (3,028)   $  (2,200)
                                         ======================================================================================



                     The accompanying notes are an integral part of these financial statements.




DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

STATEMENTS OF OPERATIONS
============================================================================================
                                                 PERIOD FROM
                                             DATE OF INCEPTION
                                             (AUGUST 13, 2001)  THREE MONTHS ENDED MARCH 31,
                                                 THROUGH        ----------------------------
                                               MARCH 31, 2006       2006           2005
--------------------------------------------------------------------------------------------
INCOME                                          $      --      $      --      $        --
--------------------------------------------------------------------------------------------
EXPENSES
Legal and Professional                                2,328            500             --
Organization Costs                                      700           --               --
--------------------------------------------------------------------------------------------
TOTAL EXPENSES                                        3,028            500             --
--------------------------------------------------------------------------------------------
NET LOSS                                        $    (3,028)   $      (500)   $        --
============================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                 8,280,000      8,280,000        8,280,000

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $     (0.00)   $     (0.00)   $          (0.00)



   The accompanying notes are an integral part of these financial statements.



DST MEDIA, INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

STATEMENTS OF CASH FLOWS
============================================================================================
                                                PERIOD FROM
                                             DATE OF INCEPTION
                                             (AUGUST 13, 2001)  THREE MONTHS ENDED MARCH 31
                                                  THROUGH       ---------------------------
                                               MARCH 31, 2006       2006       2005
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                            $(3,028)      $  (500)      $ --

NON-CASH ADJUSTMENTS:
Common Stock Issued for Services Rendered               128          --           --

CHANGES IN ASSETS AND LIABILITIES:
Accrued Expenses                                      2,200           500
-------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               (700)         --           --

NET CASH FLOWS FROM INVESTING ACTIVITIES               --            --           --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                  700          --           --
-------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                --            --           --

Cash and Cash Equivalents - Beginning of Period        --            --           --

CASH AND CASH EQUIVALENTS - END OF PERIOD           $  --         $  --         $ --
============================================================================================

     The accompanying notes are an integral part of these financial statements.

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION
           The condensed financial statements of DST Media, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-KSB, and other reports filed with the SEC.

           The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.


NOTE B - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND BUSINESS OPERATIONS
            DST Media, Inc. (a development stage company) ("the Company") was incorporated in Delaware on August 13, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

            The year-end of the Company is December 31st for both book and tax purposes.

            The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C - STOCKHOLDER'S EQUITY

            PREFERRED STOCK
            The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2006, no preferred stock has been issued.

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

            The price for DST Media was agreed to be payable over a period of 16 months. - continued -

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C - STOCKHOLDER'S EQUITY - CONTINUED

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

            In August, 2005, this transaction was voided, since the acquiree did not have the funds, patents, technologies and assets or capability to provide such funds or assets that the Company originally was led to believe existed. Vincent Goett and Okid Interacive were also unable to provide audited financial statements and it was discovered that Okid Interactive, an Arizona Corporation had never been finalized as a legal entity. Additionally, the financial statements that supported the financial position of the acquiree were found to be false and misleading and have given effect to this transaction as void, retroactive to the date entered into, August 13, 2004, thereby restating the previously issued filing as mentioned above. The result is to treat the shares issued to Vincent Goett and his affiliate, Palmilla Ventures Limited Partnership as cancelled, void and as though never issued. - continued -

DST MEDIA INC
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONDENSED FINANCIAL STATEMENTS-----------------------------------------

NOTE C - STOCKHOLDER'S EQUITY - CONTINUED

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

NOTE D - RELATED PARTY TRANSACTIONS
            The Company currently uses the offices of its president as its principal place of business at no cost to the Company.

NOTE E - GOING CONCERN CONSIDERATION
            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

            Management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

       The financial statements reflect the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION
      This report contains various forward-looking statements that re based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words, "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

ITEM 3. CONTROLS AND PROCEDURES

A. EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

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

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the valuation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
            There were no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item  2.  Changes in Securities.  - Not applicable


Item 3.  Defaults upon Senior Securities. - Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders. - Not applicable.


Item 5.  Other Information. - None.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference or filed with this report as follows:


EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-------------       ------------------------------------------------------------
     31             Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) On May 8, 2006, we filed a Form 8-K, disclosing under Item 4 change in auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST Media, Inc.
(Registrant)

By:  /S/ MORRIS DIAMOND
     --------------------
 Morris Diamond
 Chief Executive Officer and
 Chief Financial Officer

Dated:  May 15, 2006